Form 10-K
period 1996-12-31
TMS SBA LOAN ADJ RATE CERT SER 1996-1 CLASS A & B
filed 1997-03-31
CIK 1015202

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-K
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 33-98734
                                               33-84492


     THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT DATED AS OF FEBRUARY 29, 1996 PROVIDING FOR THE ISSUANCE OF TMS SBA LOAN-BACKED ADJUSTABLE RATE CERTIFICATES, SERIES 1996-1, CLASS A AND CLASS B), THE MONEY STORE INVESTMENT CORPORATION, THE MONEY STORE COMMERCIAL MORTGAGE INC. AND THE MONEY STORE OF NEW YORK, INC.

                    THE MONEY STORE INC. (AS REPRESENTATIVE)
        THE MONEY STORE INVESTMENT CORPORATION (AS SELLER AND SERVICER)
                 THE MONEY STORE OF NEW YORK, INC. (AS SELLER)
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       NEW JERSEY
   -------------------------                 68-6127681
 (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER
 OF INCORPORATION OR                      IDENTIFICATION NO.)
 ORGANIZATION)

2840 MORRIS AVENUE, UNION, NJ                    07083
---------------------------------------        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES       (ZIP CODE)

                                 908-686-2000
                       ---------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                          NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                 WHICH REGISTERED
          -------------------           --------------------------
              NONE                                 NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE
                               ----------------
                               (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X    NO_____
                                                 -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. NOT APPLICABLE

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
THE REGISTRANT.   NOT APPLICABLE

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
COMMON STOCK, AS OF DECEMBER 31, 1996.     NOT APPLICABLE

THIS ANNUAL REPORT ON FORM 10-K IS FILED PURSUANT TO A REQUEST FOR NO-ACTION LETTER FORWARDED TO THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCING, DATED JUNE 18, 1993 AND THE RESPONSE OF THE SEC DATED AUGUST 4, 1993 TO THE NO-ACTION REQUEST.

                                     PART I
                                     ------
Item 1.   BUSINESS
          --------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 2.   PROPERTIES
          ----------

          Reference is made to the Annual Compliance Certificate attached as
Exhibit 20 hereto.

          Reference is made to the Annual Statement attached as Exhibit 13 hereto.

Item 3.   LEGAL PROCEEDINGS
          -----------------

          NONE

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          -------------------------------------------------

          None
                                 PART II
                                 -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of January 31, 1997: 6
      ---

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Reference is made to the Annual Compliance Certificate attached as
Exhibit 20 hereto.

          Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

          None.

                                 PART III
                                 --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The following information is furnished as of January 31, 1997 as to each Certificateholder of record of more than 5% of the Certificates:

Title of Class                                 Name and Address         Amount of    % of
                                              of Beneficial Owner        Notes of   Class
                                                                        Beneficial
                                                                          Owner


TMS SBA Loan-Backed Adjustable Rate
 Certificates, Series 1996-1, Class A    Bankers Trust                  30,000,000      32
                                         c/o BT Services Tennessee,
                                         Inc.
                                         Custody Services
                                         648 Grassmere Park Road
                                         Nashville, TN 37211

                                         Chase Manhattan Bank/Chemical  23,000,000      25
                                         Auto Settle Department
                                         4 New York Plaza
                                         4th Floor
                                         New York, NY 10004
                                         Citicorp Services, Inc.        20,000,000      22
                                         P.O. Box 30576
                                         Tampa, FL 33630-3576

                                         Credit Suisse First Boston     20,000,000      22
                                         Corporation
                                         c/o ADP Proxy Services
                                         51 Mercedes Way
                                         Edgewood, New York 11717

TMS SBA Loan-Backed Adjustable Rate      Boatmen's Trust Company         2,000,000      29
 Certificates, Series 1996-1, Class B    100 N. Broadway
                                         St. Louis, MO 63102

                                         Citicorp Services, Inc.         5,000,000      71
                                         P.O. Box 30576
                                         Tampa, FL 33630-3576

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a)    None

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.


                                 PART IV
                                 -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

     (a)  1-2 Not Applicable

          3.  Exhibits
              --------

          13.  Annual Statement

          20.  Annual Compliance Certificate

          99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

      (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 26th day of March, 1997.

THE MONEY STORE INC., as Representative



BY: /s/   Marc Turtletaub
    ---------------------
  MARC TURTLETAUB
  PRESIDENT AND
  CHIEF EXECUTIVE OFFICER


BY: /s/   Morton Dear
   ------------------
  MORTON DEAR
  EXECUTIVE VICE PRESIDENT
  CHIEF FINANCIAL OFFICER
  (PRINCIPAL FINANCIAL OFFICER)


BY: /s/   James K. Ransom
    ---------------------
  JAMES K. RANSOM
  VICE PRESIDENT
  (PRINCIPAL ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 1997.



BY: /s/   Alan Turtletaub
   ----------------------
  ALAN TURTLETAUB
  EXECUTIVE VICE PRESIDENT
  CHAIRMAN OF THE BOARD OF DIRECTORS


BY: /s/   Marc Turtletaub
   ----------------------
  MARC TURTLETAUB
  PRESIDENT AND
  CHIEF EXECUTIVE OFFICER
  DIRECTOR


BY: /s/ Morton Dear
   ----------------
  MORTON DEAR
  EXECUTIVE VICE PRESIDENT
  CHIEF FINANCIAL OFFICER
  (PRINCIPAL FINANCIAL OFFICER)
  DIRECTOR


BY: /s/   Harry Puglisi
   --------------------
  HARRY PUGLISI
  TREASURER
  DIRECTOR